Form 10QSB
period 2008-01-31
Roman Acquisition Corp.
filed 2008-03-21
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-52920

Roman Acquisition Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0808384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3273 E. Warm Springs Road, Las Vegas, NV 89120
(Address of principal executive offices)

(516) 317-7101
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,000,000 common shares as of January 31, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of January 31, 2008 and October 31, 2007 (audited);

F-2	Statements of Operations for the three months ended January 31, 2008 and period from inception (August 27, 2007) through January 31, 2008;

F-3	Statement of Stockholders’ Equity from inception (August 27, 2007) through January 31, 2008;

F-4	Statements of Cash Flows for the three months ended January 31, 2008 and period from inception (August 27, 2007) through January 31, 2008;

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

ROMAN ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	January 31, 2008	October 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$2,960	$45
Prepaid expenses	-	2,500

Total Current Assets	2,960	2,545

TOTAL ASSETS	$2,960	$2,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable-related party	$2,955	$-

Total Current Liabilities	2,955	-

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock: $0.001 par value; 90,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	-	-
Accumulated deficit	(2,995	(455)

Total Stockholders' Equity	5	2,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,960	$2,545

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2008	From Inception on August 27, 2007 Through January 31, 2008

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

General and administrative	2,540	2,995

Total Operating Expenses	2,540	2,995

LOSS FROM OPERATIONS	(2,540)	(2,995)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,540)	$(2,995)

BASIC LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,000,000

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total

Balance, August 27, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss for the period ended October 31, 2007	-	-	-	(455)	(455)

Balance, October 31, 2007	3,000,000	3,000	-	(455)	2,545

Net loss for the three months ended January 31, 2008 (unaudited)	-	-	-	(2,540)	(2,540)

Balance, January 31, 2008 (unaudited)	3,000,000	$3,000	$-	$(2,995)	$5

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2008	From Inception on August 27, 2007 Through January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,540)	$(2,995)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets
and liabilities:
(Increase) decrease in prepaid expense	2,500	-
Increase (decrease) in
accounts payable-related party	2,955	2,955

Net Cash Used by
Operating Activities	2,915	(40)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	3,000

Net Cash Provided by
Financing Activities	-	3,000

NET DECREASE IN CASH	2,915	2,960

CASH AT BEGINNING OF PERIOD	45	-

CASH AT END OF PERIOD	$2,960	$2,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
Notes to Financial Statements
January 31, 2008 and October  31, 2007

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended January 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Golden Buffalo Capital, LLC, our sole stockholder, or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director, Mr. Bruce Brandt, has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavour to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations for the three months ended January 31, 2008 and period from inception (August 27, 2007) through January 31, 2008.

We did not earn any revenues from inception (August 27, 2007) through January 31, 2008. We recognized a net loss of $2,540 for the three months ended January 31, 2008 and a net loss of $2,995 for the period from inception through January 31, 2008.  Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of January 31, 2008, we had no significant capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination. We rely upon funds in our treasury, if any, or upon additional funds contributed by Golden Buffalo Capital LLC, our sole stockholder, to fund administrative expenses and the investigation and analysis of potential business combinations.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management's plans include seeking a merger with an existing operating company.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Bruce Brandt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Registration Statement on Form 10-SB12G filed on November 20, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roman Acquisition Corp.

Date:	March 18, 2008

By: /s/Bruce Brandt
Bruce Brandt President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director