Form 10-Q
period 2008-04-30
Roman Acquisition Corp.
filed 2008-06-10
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,000,000 common shares as of April 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2008 and October 31, 2007 (audited);

F-2	Statements of Operations for the three and six months ended April 30, 2008 and period from inception (August 27, 2007) through April 30, 2008;

F-3	Statement of Stockholders’ Equity from inception (August 27, 2007) through April 30, 2008;

F-4	Statements of Cash Flows for the three and six months ended April 30, 2008 and period from inception (August 27, 2007) through April 30, 2008;

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ROMAN ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30, 2008	October 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$2,900	$45
Prepaid expenses	-	2,500

Total Current Assets	2,900	2,545

TOTAL ASSETS	$2,900	$2,545

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable-related party	$4,843	$-

Total Current Liabilities	4,843	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;10,000,000 shares authorized; noshares issued and outstanding	-	-
Common stock: $0.001 par value;90,000,000 shares authorized; 3,000,000shares issued and outstanding	3,000	3,000
Additional paid-in capital	-	-
Accumulated deficit	(4,943)	(455)

Total Stockholders' Equity (Deficit)	(1,943)	2,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,900	$2,545

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended April 30, 2008	For the Six Months Ended April 30, 2008	From Inception on August 27, 2007 Through April 30, 2008

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	1,948	4,488	4,943

Total Operating Expenses	1,948	4,488	4,943

LOSS FROM OPERATIONS	(1,948)	(4,488)	(4,943)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(1,948)	$(4,488)	$(4,943)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 27, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss for the period ended October 31, 2007	-	-	-	(455)	(455)

Balance, October 31, 2007	3,000,000	3,000	-	(455)	2,545

Net loss for the six months ended April 30, 2008 (unaudited)	-	-	-	(4,488)	(4,488)

Balance, April 30, 2008 (unaudited)	3,000,000	$3,000	$-	$(4,943)	$(1,943)

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended April 30, 2008	For the Six Months EndedApril 30, 2008	From Inception on August 27, 2007 Through April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,948)	$(4,488)	$(4,943)
Adjustments to reconcile net income to
net cash provided by operating activities:
Changes in operating assets
and liabilities:
(Increase) decrease in prepaid expense	-	2,500	-
Increase (decrease) in
accounts payable-related party	1,888	4,843	4,843

Net Cash Used by
Operating Activities	(60)	2,855	(100)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	3,000

Net Cash Provided by
Financing Activities	-	-	3,000

NET DECREASE IN CASH	(60)	2,855	2,900

CASH AT BEGINNING OF PERIOD	2,960	45	-

CASH AT END OF PERIOD	$2,900	$2,900	$2,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
Notes to Financial Statements
April 30, 2008 and October  31, 2007

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended April 30, 2008 are not necessarily indicative of the operating results for the full years.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview and Plan of Operation

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

Results of Operations for the three and six months ended April 30, 2008 and period from inception (August 27, 2007) through April 30, 2008.

We did not earn any revenues from inception (August 27, 2007) through April 30, 2008. We recognized a net loss of $1,948 for the three months ended April 30, 2008, a net loss of $4,488 for the six months ended April 30, 2008, and a net loss of $4,943 for the period from inception through April 30, 2008.  Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of April 30, 2008, we had no significant capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination. We rely upon funds in our treasury, if any, or upon additional funds contributed by Golden Buffalo Capital LLC, our sole stockholder, to fund administrative expenses and the investigation and analysis of potential business combinations.

Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Bruce Brandt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

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

Roman Acquisition Corp.

Date:	June 9, 2008

By: /s/Bruce Brandt Bruce Brandt President, Secretary, Chief Executive Officer, Chief FinancialOfficer, Principal Accounting Officer, Treasurer, and Director