Form 10-Q
period 2008-07-31
Roman Acquisition Corp.
filed 2008-09-12
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52920

Roman Acquisition Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0808384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10/75 Waterway Drive, Golden Coast Marine Precinct Coomera, QLD Australia 4209
(Address of principal executive offices)

(310) 994-7988
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,000,000 common shares as of July 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2008 and October 31, 2007 (audited);
F-2	Statements of Operations for the three and nine months ended July 31, 2008 and period from inception (August 27, 2007) through July 31, 2008;
F-3	Statement of Stockholders’ Equity from inception (August 27, 2007) through July 31, 2008;
F-4	Statements of Cash Flows for the three and nine months ended July 31, 2008 and period from inception (August 27, 2007) through July 31, 2008;
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

ROMAN ACQUISITIONS CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS
	July 31, 2008	October 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$0	$45
Prepaid expenses	-	2,500

Total Current Assets	-	2,545

TOTAL ASSETS	$-	$2,545

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable-related party	$8,802	$-

Total Current Liabilities	8,802	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	-	-
Accumulated deficit	(11,802)	(455)

Total Stockholders' Equity (Deficit)	(8,802)	2,545
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$2,545

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITIONS CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2008	From Inception on August 27, 2007 Through July 31, 2008

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	6,859	11,347	11,802

Total Operating Expenses	6,859	11,347	11,802

LOSS FROM OPERATIONS	(6,859)	(11,347)	(11,802)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(6,859)	$(11,347)	$(11,802)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 27, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss for the period ended October 31, 2007	-	-	-	(455)	(455)

Balance, October 31, 2007	3,000,000	3,000	-	(455)	2,545

Net loss for the nine months ended July 31, 2008 (unaudited)	-	-	-	(11,347)	(11,347)

Balance, July 31, 2008 (unaudited)	3,000,000	$3,000	$-	$(11,802)	$(8,802)

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2008	From Inception on August 27, 2007 Through July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,859)	$(11,347)	$(11,802)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	-	2,500	-
Increase (decrease) in accounts payable-related party	3,959	8,802	8,802

Net Cash Used by Operating Activities	(2,900)	(45)	(3,000)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	3,000

Net Cash Provided by Financing Activities	-	-	3,000

NET DECREASE IN CASH	(2,900)	(45)	-

CASH AT BEGINNING OF PERIOD	2,900	45	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
Notes to Financial Statements
July 31, 2008 and October 31, 2007

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended July 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization.  of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Company Overview and Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our outstanding stock was recently purchased by Mr. Michael Nugent, our current sole officer and director. Mr. Nugent is currently evaluating business opportunities for our company, but has not located anything suitable as of the date of this report.  As such, we do not currently engage in any business activities that provide cash flow.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Micheal Nugent, our sole stockholder, or another source.

During the next 12 months, we also anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Results of Operations for the three and nine months ended July 31, 2008 and period from inception (August 27, 2007) through July 31, 2008.

We did not earn any revenues from inception (August 27, 2007) through July 31, 2008. We recognized a net loss of $6,859 for the three months ended July 31, 2008, a net loss of $11,347 for the nine months ended July 31, 2008, and a net loss of $11,802 for the period from inception through July 31, 2008.  Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of July 31, 2008, we had no capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of July 31, 2008, there were no off balance sheet arrangements.

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

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Michael Nugent.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2008.

Item 5.     Other Information

On June 24, 2008, Golden Buffalo Capital, LLC agreed to sell all of its 3,000,000 shares of our issued and outstanding common stock to Mr. Michael Nugent, our current sole officer and director, for an aggregate price of $34,999, pursuant to a Stock Purchase Agreement. As a result, Mr. Nugent is the owner of 3,000,000 shares of our common stock representing 100% of our issued and outstanding common stock.

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

Roman Acquisition Corp.

Date:	September 11, 2008

By: /s/ Michael Nugent Michael Nugent President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director