Form 10-Q
period 2009-01-31
Roman Acquisition Corp.
filed 2009-05-01
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,000,000 common shares as of January 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2009 and October 31, 2008 (audited);
F-2	Statements of Operations for the three months ended January 31, 2009 and period from inception (August 27, 2007) through January 31, 2009;
F-3	Statement of Stockholders’ Equity from inception (August 27, 2007) through January 31, 2009;
F-4	Statements of Cash Flows for the three months ended January 31, 2009 and period from inception (August 27, 2007) through January 31, 2009;
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS
	January 31, 2009	October 31, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable-related party	$15,027	$15,010

Total Current Liabilities	15,027	15,010

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(18,027)	(18,010)

Total Stockholders' Equity (Deficit)	(15,027)	(15,010)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	From Inception on August 27, 2007 Through January 31, 2009

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	17	2,540	18,027

Total Operating Expenses	17	2,540	18,027

LOSS FROM OPERATIONS	(17)	(2,540)	(18,027)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(17)	$(2,540)	$(18,027)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, August 27, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000

Net loss for the period ended October 31, 2007	-	-	-	(455)	(455)

Balance, October 31, 2007	3,000,000	3,000	-	(455)	2,545

Net loss for the year ended October 31, 2008	-	-	-	(17,555)	(17,555)

Balance, October 31, 2007	3,000,000	3,000	-	(18,010)	(15,010)

Net loss for the three months ended January 31, 2009	-	-	-	(17)	(17)

Balance, January 31, 2009	3,000,000	$3,000	$-	$(18,027)	$(15,027)

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	From Inception on August 27, 2007 Through January 31, 2009

OPERATING ACTIVITIES

Net loss	$(17)	$(2,540)	$(18,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	-	2,500	-
Increase (decrease) in accounts payable-related party	17	2,955	15,027

Net Cash (Used in) Provided by Operating Activities	-	2,915	(3,000)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	3,000

Net Cash Provided by Financing Activities	-	-	3,000

NET DECREASE IN CASH	-	2,915	-

CASH AT BEGINNING OF PERIOD	-	45	-

CASH AT END OF PERIOD	$-	$2,960	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROMAN ACQUISITION CORPORATION
Notes to Financial Statements
January 31, 2009 and October 31, 2008

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements.

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

ROMAN ACQUISITION CORPORATION
Notes to Financial Statements
January 31, 2009 and October 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

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

Company Overview and Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our outstanding stock was purchased by Mr. Micheal Nugent, our current sole officer and director, in June 2008. Mr. Nugent is currently evaluating business opportunities for our company, but has not located anything suitable as of the date of this report.  As such, we do not currently engage in any business activities that provide cash flow.

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

Results of Operations for the three months ended January 31, 2009 and period from inception (August 27, 2007) through January 31, 2009.

We did not earn any revenues from inception (August 27, 2007) through January 31, 2009. We recognized a net loss of $17 for the three months ended January 31, 2009 and a net loss of $18,027 for the period from inception through January 31, 2009.  Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of January 31, 2009, we had no capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of January 31, 2009, there were no off balance sheet arrangements.

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

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Micheal Nugent.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2009.

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

Roman Acquisition Corp.

Date:	March 23, 2009

By: /s/ Micheal Nugent Micheal Nugent President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director