Form 10-Q
period 2009-04-30
Roman Acquisition Corp.
filed 2009-06-24
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

Commission File Number:  000-52920

Roman Acquisition Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	26-0808384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

42 Brittanic Crescent, Soveriegn Island, QLD (AU) 4216
(Address of principal executive offices)

(310) 994-7988
(Issuer’s Telephone Number)

Former name, former address and former fiscal year, if changed since last report)

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

[ ] Large accelerated filer Accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 common shares as of June 23, 2009.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2009 (unaudited), and October 31, 2009 (audited);	5
F-2	Statements of Operations for the three and six months ended April 30, 2009 and 2008 and period from inception (August 27, 2007) through April 30, 2009;	6
F-3	Statements of Cash Flows for the six months ended April 30, 2009 and 2008 and period from inception (August 27, 2007) through April 30, 2009;	7
F-4	Statement of Stockholders’ Equity (Deficit) for the period from August 27, 2009 (inception) through April 30, 2009;	8
F-5	Notes of Financial Statements.	9

Roman Acquisition Corporation
(A Development Stage Company)
Balance Sheets As of April 30, 2009 and October 31, 2008

ASSETS
	April 30, 2009	October 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable-related party	$-	$15,010
Total Current Liabilities	-	15,010

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock: $0.001 par value; 90,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	24,184	-
Deficit accumulated during the development stage	(27,184)	(18,010)
Total Stockholders’ Equity (Deficit)	-	(15,010)
Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

Roman Acquisition Corporation
(A Development Stage Company)
Statements of Operations For the Three and Six month Periods Ended April 30, 2009 and 2008 and the Period From August 27, 2007 (Inception) Through April 30, 2009
(Unaudited)

	For the Three Months Ending April 30, 2009	For the Six Months Ending April 30, 2009	For the Three Months Ended April 30, 2008	For the Six Months Ended April 30, 2008	From inception on August 27, 2007 through April 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	8,000	8,017	1,948	4,488	26,027
Interest Expense	1,157	1,157	-	-	1,157
Total Operating Expenses	9,157	9,174	1,948	4,448	27,184
Net Loss	$(9,157)	$(9,174)	$(1,948)	$(4,448)	$(27,184)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Roman Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows For the Six month Periods Ended April 30, 2009 and 2008 and the Period From August 27, 2007 (Inception) Through April 30, 2009
(Unaudited)

	For the Six Months Ending April 30, 2009	For the Six Months Ended April 30, 2008	From Inception on August 27, 2007 Through April 30, 2009
Cash Flows from Operating Activities
Net Income	$(9,174)	$(4,488)	$(27,184)
Adjustments to reconcile net income to net cash used in operating activities
Imputed Interest on Related Party Payable	1,157	-	1,157
Changes in operating assets and liabilities
Decrease in prepaid expense	-	2,500	-
Cash Used in Operating Activities	(8,017)	(1,988)	(26,027)
Cash Flows From Financial Activities
Expenses Paid by Shareholder	8,017	4,843	23,027
Proceeds from Issuance of Common Stock	-	-	3,000
Cash Provided by Financing Activities	8,017	4,843	26,027

Net Increase in Cash	-	2,855	-
Cash at Beginning of Year	-	45	-
Cash at Year End	$-	$2,900	$-
Supplementary Information
Interest paid	$-	$-	$-
Taxes paid	-	-	-
Non-Cash Transactions
Related Party Payable Forgiven by Shareholder	23,027	-	23,027

The accompanying notes are an integral part of these financial statements.

Roman Acquisition Corporation
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) For the Period From August 27, 2007 (Inception) Through April 30, 2009
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Share	Amount	Capital	Stage	Total
Balance, August 27, 2007 (Inception)	-	$-	$-	$-	$-
Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000
Net loss for the period ended October 31, 2007	-	-	-	(455)	(455)
Balance, October 31, 2007	3,000,000	3,000	-	(455)	2,545
Net loss for year ended October 31, 2008	-	-	-	(17,555)	(17,555)
Balance, October 31, 2008	-	-	-	(18,010)	(18,010)
Imputed interest on shareholder loan	-	-	1,157		1,157
Accounts payable forgiven by shareholder			23,027	-	23,027
Net loss for six months ended April 30, 2009	-	-	-	(9,174)	(9,174)
Balances, April 30, 2009	3,000,000	$3,000	$24,184	$(27,184)	$-

The accompanying notes are an integral part of these financial statements.

Roman Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 1 – UNAUDITED AND CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended October 31, 2008, as reported in Form 10-K filed with the SEC.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The accompanying financial statements have been prepared by the Company without audit. In the option of management, all adjustment (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at April 30, 2009 and for all periods presented herein, have been made.

Note 2 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established and ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Transactions

Account payable related party in the amount of $23,027 was forgiven by a shareholder on April 30, 2009. The amount forgiven is included as an increase to additional paid in capital. Interest was imputed on this balance at a rate of 9%. This resulted in interest expense of $1,157 for the six months ended April 30, 2009 and is included in additional paid in capital.

Item 2.        Management’s Discussion and analysis of financial condition and results of operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objective, and expected operating rules, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects”, “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue, “will likely result,” and similar expressions. We intend such forward-looking statement to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposed of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future prospects on a consolidated basis include, but are not limited to: change in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filing with the SEC.

Company Overview and Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantaged of being a publicly held corporation. Our outstanding stock was purchased by Mr. Michael Nugent, our current sole officer and director, in June 2008. Mr. Nugent is currently evaluating business opportunities for our company, but has not located anything suitable as of the date of this report. As such, we do not currently engage in any business activities that provide cash flow.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Michael Nugent, our sole stockholder, or another source.

During the past 12 months, we also anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of fund in our treasury and additional amounts, as necessary, to be loaned to or invested in us by out stockholders, management or other investors.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable any early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipated that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of the general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation an analysis of such business opportunities extremely difficult and complex.

Management’s Discussion and Analysis or Plan of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Special cautionary statement concerning forward-looking statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Results of Operations for the six months ended April 30, 2009, and period from Inception (August 27, 2007) through April 30, 2009.

We did not earn any revenues from inception (August 27, 2007) through April 30, 2009. We recognized a net loss of $9,174 for the six month ended April 30, 2009 and a net loss of $27,184 for the period from Inception through April 30, 2009. Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filing of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of April 30, 2009, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include seeking a merger with an existing operating company.

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

Item 4T.     Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

Management noted the following material weaknesses:

1.
As of April 30, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of April 30, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Management is currently addressing the material weaknesses identified in its internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company  is not required to provide the information required for this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description of Exhibit
Number
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant Section 302 of the Sarbanes –Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 or the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 or the Sarbanes-Oxley Act of 2002

   (1) Previously included as a n exhibit to the Registration Statement on Form 10-SB12G filed on November 20, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roman Acquisition Corp.

Date: June 24, 2009
By: /s/ Michael Nugent
Michael Nugent
President, Chief Executive Officer, Principal Accounting Officer, Treasurer, and Director

Roman Acquisition Corp.

Date: June 24, 2009
By: /s/ Robert Smith
Robert Smith
Corporate Secretary and Director