Form 10-Q
period 2009-07-31
Fire From Ice, Inc.
filed 2009-09-22
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

Commission File Number:  000-52920

Fire From Ice, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0808384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

42 Brittanic Crescent, Soveriegn Island, QLD (AU) 4216
(Address of principal executive offices)

(310) 994-7988
(Issuer’s Telephone Number)

Roman Acquisition Corporation
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,200,000 common shares as of September 18, 2009.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July, 31, 2009 (unaudited), and October 31, 2009 (audited);	4
F-2	Statements of Operations for the three and six months ended July, 31, 2009 and 2008 and period from inception (August 27, 2007) through July 31, 2009;	6
F-3	Statements of Cash Flows for the six months ended July, 31, 2009 and 2008 and period from inception (August 27, 2007) through July, 31, 2009;	7
F-4	Statement of Stockholders’ Equity (Deficit) for the period from August 27, 2009 (inception) through July 31, 2009;	8
F-5	Notes of Financial Statements.	9

Fire from Ice, Inc.,
(formerly known as Roman Acquisition Corporation)
(A Development Stage Company)
Balance Sheets As of July 31, 2009 and October 31, 2008

ASSETS
	July 31, 2009	October 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable-related party	$-	$15,010
Total Current Liabilities	-	15,010

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock: $0.001 par value; 90,000,000 shares authorized; 4,200,000 and 3,000,000,shares issued and outstanding at July 31, 2009 and December 31, 2008, respectively	4,200	3,000
Additional paid-in capital	25,784	-
Deficit accumulated during the development stage	(29,984)	(18,010)
Total Stockholders’ Equity (Deficit)	-	(15,010)
Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
(formerly known as Roman Acquisition Corporation)
(A Development Stage Company)
Statements of Operations For the Three and Nine month Periods Ended July 31, 2009 and 2008 and the Period From August 27, 2007 (Inception) Through July 31, 2009
(Unaudited)

	For the Three Months Ending July 31, 2009	For the Nine Months Ending July 31, 2009	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2008	From inception on August 27, 2007 through July 31, 2009

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	1,600	10,817	6,859	11,347	28,827
Interest Expense	-	1,157	-	-	1,157
Total Operating Expenses	1,600	11,974	6,859	11,347	29,984
Net Loss	$(1,600)	$(11,974)	$(6,859)	$(11,347)	$(29,984)

Net Loss per Common Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	3,195,652	3,065,934	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
(formerly known as Roman Acquisition Corporation)
(A Development Stage Company)
Statements of Cash Flows For the Three Months Six month Periods Ended July 31, 2009 and 2008 and the Period From August 27, 2007 (Inception) Through July 31, 2009
(Unaudited)

	For the Nine Months Ending July 31, 2009	For the Nine Months Ended July 31, 2008	From Inception on August 27, 2007 Through July 31, 2009
Cash Flows from Operating Activities
Net Income	$(11,974)	$(11,347)	$(29,984)
Adjustments to reconcile net income to net cash used in operating activities
Imputed Interest on Related Party Payable	1,157	-	1,157
Shares issued as bonus	1,200		1,200
Changes in operating assets and liabilities
Decrease in prepaid expense	-	2,500
Increase (decrease) in accounts payable-related party		8,802
Cash Used in Operating Activities	(9,617)	(45)	(27,627)
Cash Flows From Financial Activities
Expenses Paid by Shareholder	9,617	-	24,627
Proceeds from Issuance of Common Stock	-	-	3,000
Cash Provided by Financing Activities	9,617	-	27,627

Net Increase in Cash	-	(45)	-
Cash at Beginning of Year	-	45	-
Cash at Year End	$-	$-	$-
Supplementary Information
Interest paid	$-	$-	$-
Taxes paid	-	-	-
Non-Cash Transactions
Related Party Payable Forgiven by Shareholder	24,627	-	24,627

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
(formerly known as Roman Acquisition Corporation)
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) For the Period From August 27, 2007 (Inception) Through July 30, 2009
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Share	Amount	Capital	Stage	Total
Balance, August 27, 2007 (Inception)	-	$-	$-	$-	$-
Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000
Net loss for the period ended October 31, 2007	-	-	-	(455)	(455)
Balance, October 31, 2007	3,000,000	3,000	-	(455)	2,545
Net loss for year ended October 31, 2008	-	-	-	(17,555)	(17,555)
Balance, October 31, 2008	3,000,000	3,000	-	(18,010)	(18,010)
Shares issued as signing bonus	1,200,000	1,200			1,200
Imputed interest on shareholder loan	-	-	1,157		1,157
Accounts payable forgiven by shareholder			24,627	-	24,627
Net loss for nine months ended July 31, 2009	-	-	-	(11,974)	(11,974)
Balances, July 31, 2009	4,200,000	$4,200	$25,784	$(29,984)	$-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
(formerly known as Roman Acquisition Corporation
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009

NOTE 1 – UNAUDITED AND CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended October 31, 2008, as reported in Form 10-K filed with the SEC.

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

The accompanying financial statements have been prepared by the Company without audit. In the option of management, all adjustment (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at July 31, 2009 and for all periods presented herein, have been made.

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

Note 3 – Common Stock

On June 16, 2009, the Company issued 1,200,000 shares of common stock for services. The shares were valued at $0.001 or $1,200 which is the price of the most recent sale of Company stock.

Note 4 – Related Party Transactions

Account payable related party in the amount of $1,600 was forgiven by a shareholder on July 31, 2009. The amount forgiven is included as an increase to additional paid in capital. A shareholder forgave $24,627 in accounts payable from related party. This amount is shown as an increase to additional paid in capital. Prior to this amount being forgiven, the company recorded imputed interest in the amount of $157 which is also shown as an increase to additional paid in capital.

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

Company Overview and Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantaged of being a publicly held corporation. Three thousand (3,000) shares of our outstanding stock were first purchased by Mr. Michael Nugent in June 2008, and then the Board issued Mr. Sonny Nugent and Mr. Robert Smith, our new officers and directors, 200,000 and 1,000,000 respectably, on June 16, 2008. Messrs. Nugent and Smith are currently evaluating business opportunities for our company, but has not located anything suitable as of the date of this report. As such, we do not currently engage in any business activities that provide cash flow.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business or businesses in the entertainment industries rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific companies or geographical location and, thus, may acquire or merge with any type of business. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by stockholders, or another source.

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

Results of Operations for the six months ended April 30, 2009, and period from Inception (August 27, 2007) through July 31, 2009.

We did not earn any revenues from inception (August 27, 2007) through July 31, 2009. We recognized a net loss of $11,974 for the nine month ended July 31, 2009, and a net loss of $29,984 for the period from Inception through July 31, 2009. Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filing of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of July 31, 2009, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of July 31, 2009, there were no off balance sheet arrangements.

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

Management noted the following material weaknesses:

1.
As of July 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of July 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2009.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description of Exhibit
Number
3.1	Amended Articles of Incorporation
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant Section 302 of the Sarbanes –Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 or the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 or the Sarbanes-Oxley Act of 2002

1  Previously included as a n exhibit to the Registration Statement on Form 10-SB12G filed on November 20, 2007.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roman Acquisition Corp.

Date: September 21, 2009
By: /s/ Michael Nugent
Michael Nugent
President, Chief Executive Officer, Principal Accounting Officer, Treasurer, and Director

Roman Acquisition Corp.

Date: September 21, 2009
By: /s/ Robert Smith
Robert Smith
Corporate Secretary and Director