Form 10-K
period 2009-10-31
Fire From Ice, Inc.
filed 2010-03-15
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-52920

Fire from Ice, Inc. (Formerly Roman Acquisition Corp.)
(Exact name of registrant as specified in its charter)

Nevada	26-0808384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Brittanic Crescent, Soveriegn Island, QLD (AU) 4216	4209
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (310) 994-7988

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  4,200,000 as of March 12, 2010.

Table of Contents

PART I

Item 1.   Business

Company Overview

We were incorporated as Roman Acquisition Corp. in the State of Nevada on August 27, 2007.  We have been in the developmental stage since inception and have conducted virtually no business operations, other than organizational activities and preparation of required filings.  We have no full-time employees and own no real estate or personal property.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. All of our outstanding stock is currently owned by Mr. Micheal Nugent, who is also our current Chief Executive Officer and director and Mr. Robert Smith, our Corporate Secretary. Mr. Nugent is currently evaluating business opportunities for our company, but has not located anything suitable as of the date of this report.  Accordingly, we do not currently engage in any business activities that provide cash flow.

Micheal Nugent is our Chief Executive Officer and Board Chairman.

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

The analysis of new business opportunities is being undertaken by or under the supervision of Mr. Micheal Nugent. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

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

Employees

We have no employees.  The Company officers and directors are currently fulfilling their roles via consulting agreements.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2009.

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

Holders of Our Common Stock

As of October 31, 2009, we had 4,200,000 shares of our common stock issued and outstanding, held by our sole shareholder, Mr. Nugent, who is also our Chief Executive Officer and director, and Mr. Robert Smith, our Corporate Secretary.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Micheal Nugent, another officer or director, or another source.

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

Mr. Micheal Nugent has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations for the year ended October 31, 2009 and for the period from August 27, 2007 (Date of Inception) until October 31, 2009

We have not earned any revenues since our inception on August 27, 2007.  We do not anticipate earning revenues until such a time that we will be able to enter into a business combination.

We incurred operating expenses in the amount of $15,324, including interest of $1,157 for the year ended October 31, 2009, compared with $18,040, including interest of $485, for the year ended October 31, 2008.  The entire amount for both periods was attributable to general and administrative expenses.  We have incurred total operating expenses of $33,819, including interest of $1,642 from inception on August 27, 2007 through October 31, 2009.  The entire amount was attributable to general and administrative expenses.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of October 31, 2009, we had no current assets, no liabilities and no working capital.  We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 17, 2009, the Company changed its principal independent accountants.  On such date, the Registrant dismissed Moore and Associates, Chartered Accountants and Advisors from serving as the Registrant’s principal independent accountants, and retained M&K CPAS, PLLC as its principal independent accountants.  The decision to change accountants was recommended and approved by the Registrant’s Board of Directors.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of October 31, 2009, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at October 31, 2009:

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and director, his age as of October 31, 2009 and his present position.

Name	Age	Position Held with the Company
Micheal Nugent	46	Chief Executive Officer and Board Chairman
Sonny Nugent	23	Chief Financial Officer
Robert Smith	48	Corporate Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Micheal Nugent, Chairman and Chief Executive Officer.

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

Sonny Nugent, Chief Financial Officer

Sonny Nugent, age 23 a resident of Australia, graduated from A B Paterson College and then completed his discipline as a construction carpenter. Sonny is currently a student at Bond University, Gold Coast Australia studying business and finance.

Robert Smith, Corporate Secretary

Mr. Smith is a Director and Corporate Secretary of Nugent Engine Technologies, Inc., a 10-12G Blank Check Company; the co-Managing Member of Enterprise Creations LLC, a joint venture, and; the Managing Member of RKS Capital LLC, a business development solution provider. Mr. Smith has 20 plus cumulative years of management experience; 16 years at executive-level management; 12 plus years [hands-on] building start-ups and emerging companies; 10 years experience as a business development consultant. He holds extensive experience and success in strategic planning and management and capital acquisition (equity and private debt). Mr. Smith is a “nuts and bolts” business development professional with proven success working with development, start-up, emerging and growth companies in a variety of industries; with added emphasis on capital acquisition strategies and business plan development.

Directors

Our bylaws authorize no less than one (1) and more than ten (10) directors.  We currently have three directors:  Micheal Nugent, the Chairman, Sonny Nugent, the Chief Financial Officer, and Robert Smith, the Corporate Secretary.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Sonny Nugent, our Chief Financial Officer, is the son of Micheal Nugent, our Chief Executive Officer.  There are no other family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended October 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended October 31, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Micheal Nugent, Chief Executive Officer	0	0	0
Sonny Nugent, Chief Financial Officer	1	1	1
Robert Smith, Corporate Secretary	1	1	1

Code of Ethics

As of October 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Nugent	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Robert Smith	2009	-	-	$ 1,000	-	-	-	-	$ 1,000

Sonny Nugent	2009	-	-	$ 200	-	-	-	-	$ 200

Mr. Michael Nugent is the Chief Executive Officer.
Mr. Robert Smith is the Corporate Secretary
Mr. Sonny Nugent is the Chief Financial Officer

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Micheal Nugent	-	-	-	-	-	-	-	-	-
Robert Smith	-	-	-	-	-	-	-	-	-
Sonny Nugent	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (August 27, 2007) through October 31, 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micheal Nugent	0	0	0	0	0	0	0
Sonny Nugent	0	0	0	0	0	0	0
Robert Smith	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended October 31, 2009.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.

Stock Option Plans

We did not have a stock option plan as of October 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 31, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 3,000,000 Shares of Common Stock issued and outstanding as of October 31, 2008.

Name and Address of Beneficial Owners of Common Stock1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock2
Micheal Nugent 10/75 Waterway Drive, Golden Coast Marine Project Coomera QLD Australia 4209	Common Stock	3,000,000	71.4%
Robert Smith City Center, 525 North Tryon Street, Suite 1600,, Charlotte, NC, 28202	Common Stock	1,000,000	23.8%
Sonny Nugent 10/75 Waterway Drive, Golden Coast Marine Project Coomera QLD Australia 4209	Common Stock	200,000	4.8%
DIRECTORS AND OFFICERS – TOTAL		4,200,000	100%

5% SHAREHOLDERS
None	Common Stock	0	0%
Total of 5% shareholders		0	0%

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$3,350	$0	$0	$0
2008	$6,375	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2009 and 2008;
F-3	Statements of Operations for the years ended October 31, 2009 and 2008, and the periods from inception to October 31, 2009;
F-4	Statement of Stockholders’ Equity for period from inception to October 31, 2009;
F-5	Statements of Cash Flows for the years ended October 31, 2009 and 2008, and the periods from inception to October 31, 2009;
F-6	Notes to Financial Statements

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1   Incorporated by reference to the Registration Statement on Form 10-SB12G filed on November 20, 2007.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fire From Ice, Inc.

By:	/s/ Micheal Nugent
Micheal Nugent President, Chief Executive Officer, Principal Executive Officer, and Director
March 15, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s Sonny Nugent
Sonny Nugent Chief Financial Officer
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fire From Ice, Inc.
(Formerly Roman Acquisition Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Fire From Ice, Inc. (formerly Roman Acquisition Corp.)  (a exploration stage company) as of October 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fire From Ice, Inc. as of October 31, 2009 and 2008, and the results of its operations, changes in shareholders' equity (deficit) and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas

March 13, 2010

FIRE FROM ICE, INC.
(Formerly Roman Acquisition Corp.)
(A Development Stage Company)
Balance Sheets

	October 31, 2009	October 31, 2008

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES
Accounts payable -related party	$-	$15,010

TOTAL LIABILITIES	-	15,010

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 10 million shares, none issued or outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 4,200,000 and 3,000,000 shares issued and outstanding at October 31, 2009 and 2008, respectively	4,200	3,000
Additional paid-in capital	29,619	485
Deficit accumulated during the development phase	(33,819)	(18,495)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	-	(15,010)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRE FROM ICE, INC.
(Formerly Roman Acquisition Corp.)
(A Development Stage Company)
Statements of Operations

	Year Ended October 31, 2009	Year Ended October 31, 2009	From Inception (August 27, 2007) to October 31, 2009

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	14,167	17,555	32,177
Interest expense - related party	1,157	485	1,642

Net operating loss	(15,324)	(18,040)	(33,819)

NET LOSS	$(15,324)	$(18,040)	$(33,819)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	3,450,411	3,000,000

The accompanying notes are an integral part of these financial statements.

FIRE FROM ICE, INC.
(Formerly Roman Acquisition Corp.)
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Deficit

Balances, August 27, 2007		-	$-	$-	$-	$-

Shares issued for cash		3,000,000	3,000			3,000

Net loss					(455)	(455)

Balances, October 31, 2007		3,000,000	$3,000	$-	$(455)	$2,545

Imputed interest on shareholder loan				485		485

Net loss					(18,040)	(18,040)

Balances, October 31, 2008		3,000,000	3,000	485	(18,495)	(15,010)

Imputed interest on shareholder loan				1,157		1,157
Shares issued for services	06/12/09	1,200,000	1,200			1,200
Forgiveness of related party debt				24,627		24,627
Expenses paid by a related party				3,350		3,350

Net loss					(15,324)	(15,324)

Balances, October 31, 2009		4,200,000	$4,200	$29,619	$(33,819)	$-

The accompanying notes are an integral part of these financial statements.

FIRE FROM ICE, INC.
(Formerly Roman Acquisition Corp.)
(A Development Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2009	Year Ended October 31, 2008	From Inception (August 27, 2007) to October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,324)	$(18,040)	$(33,334)

Adjustments to reconcile net loss with cash used in operations:
Imputed interest on related-party payable	1,157	485	1,642
Stock based compensation	1,200	-	1,200

Changes in:
Prepaid expenses	-	2,500
Accounts payable, related party	-	15,010	-

Net cash used in operating activities	(12,967)	(45)	(30,977)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock			3,000
Expensese paid by shareholder	12,967	-	27,977

Net cash provided by financing activities	12,967	-	30,977

NET INCREASE / (DECREASE) IN CASH	-	(45)	-

Cash at beginning of period	-	45	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRE FROM ICE, INC.
(Formerly Roman Acquisition Corp.)
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009 and 2008

NOTE 1 – NATURE OF ORGANIZATION

Business and Organization

The company was incorporated under the laws of the State of Nevada on August 27, 2007 with no principal business activity other than seeking a merger or acquisition of an existing operating company.   On July 15, 2009, we changed the name of the Company from Roman Acquisition Corp. to Fire From Ice, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at October 31, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonable assured.

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended October 31, 2009 and 2008, there were no common stock equivalents.

For the year ended October 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

NOTE 3 - GOING CONCERN

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

NOTE 4 – COMMON STOCK

As of October 31, 2007 we had 3 million shares of common stock outstanding which were purchased by our Chief Executive Officer and are considered founders’ shares.  The shares were purchased for $3,000 (their par values).

During the twelve months ended October 31, 2008, we issued no additional shares.

On June 16, 2009, we issued 1 million common shares to our Corporate Secretary for services and recognized $1,000 of expense, based on the price of the most recent sale of Company stock.

On June 16, 2009, we also issued 200,000 shares to our Chief Financial Officer and recognized $200 of expense, based on the price of the most recent sale of Company stock.

We have no potentially dilutive financial instruments outstanding.

NOTE 5 – INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended October 31, 2009and 2008 due to the following:

	2009	2008
Book loss	$13,111	$6,745
Valuation allowance	(13,111)	(6,745)
	$-	$-

At October 31, 2009, the Company had net operating loss forwards of approximately $33,600 that may be offset against future taxable income through 2029.  No tax benefit has been reported in the October 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6 – RELATED PARTY TRANSACTIONS

For the period from inception (August 27, 2007) to October 31, 2008, our operations were funded by non-interest-bearing loans in the amount of $15,010 from our sole shareholder, Micheal Nugent.   During that period, we imputed interest in the amount of $485 and credited Additional Paid in Capital.

Additionally, for the period from November 1, 2008 to October 31, 2009, additional loans were made by our Corporate Secretary, Robert Smith, in the amount of $9,617.  For the year ended October 31, 2009, we imputed $1,157 of interest and credited Additional Paid in Capital.

During the year ended October 31, 2009, both of these loans were forgiven and the balances owed were treated as contributed capital.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and determined there were none.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fire From Ice, Inc.

Date: March 15, 2010	By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Sonny Nugent
Sonny Nugent	Date: March 15, 2010
Chief Financial Officer

/s/ Robert Smith
Robert Smith	Date: March 15, 2010
Corporate Secretary