Form 10-Q
period 2010-01-31
Fire From Ice, Inc.
filed 2010-03-22
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,200,000 common shares as of March 19, 2010.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2010 (unaudited), and October 31, 2009 (audited);	F-2
F-2	Statements of Operations for the three months ended January 31, 2010 and 2009 and period from inception (August 27, 2007) through January 31, 2010;	F-3
F-3	Statements of Cash Flows for the three months ended January 31, 2010 and 2009 and period from inception (August 27, 2007) through January, 31, 2010;	F-4
F-4	Statement of Stockholders’ Equity (Deficit) for the period from August 27, 2009 (inception) through January 31, 2010;	F-5
F-5	Notes of Financial Statements.	F-6

Fire From Ice, Inc.,
 (A Development Stage Company)
Balance Sheets
As of January 31, 2010 and October 31, 2009

	January 31, 2010 (Unaudited)	October 31, 2009 (Audited)

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES
Accounts payable	$1,800	$-

TOTAL LIABILITIES	1,800	-

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, par value $0.001, authorized 10 million shares, none issued or outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 4,200,000 shares issued and outstanding at January 31, 2010 and October 31, 2009	4,200	4,200
Additional paid-in capital	29,619	29,619
Deficit accumulated during the development phase	(35,619)	(33,819)
TOTAL STOCKHOLDERS' DEFICIT	(1,800)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
 (A Development Stage Company)
Statements of Operations
For the Three Months Ended January 31, 2010 and 2009 and the Period From
August 27, 2007 (Inception) Through January, 2010
(Unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	From Inception (August 27, 2007) to January 31, 2010

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,800	17	33,977
Interest expense - related party	-	-	1,642

Net operating loss	(1,800)	(17)	(35,619)

NET LOSS	$(1,800)	$(17)	$(35,619)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	4,200,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Fire From Ice, Inc.,
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended January 31, 2010 and 2009 and the Period From
August 27, 2007 (Inception) Through January 31, 2010
(Unaudited)

	Three Months Ended January 31,
	2010	2009	From Inception (8/27/07) to 1/31/10

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,800)	$(17)	$(35,619)
Adjustments to reconcile net loss with cash used in operations:
Interest imputed to related party	-	-	1,642
Stock based compensation	-	-	1,200

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,800	-	1,800
Accounts payable - related party		17	-
Prepaid expenses	-	-
Expenses paid by related party	-	-	-
Net cash used in operating activities	-	-	(30,977)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	3,000
Expenses paid by shareholder	-	-	27,977
Net cash provided by financing activities	-	-	30,977

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period From August 27, 2007 (Inception) Through January 31, 2010
(Unaudited)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Deficit

Balance August 27, 2007		-	-	-	-	-

Shares issued for cash		3,000,000	3,000			3,000

Net loss					(455)	-

Balances, October 31, 2007		3,000,000	$3,000	$-	$(455)	$2,545

Imputed interest on shareholder loan				485		485

Net loss					(18,040)	(18,040)

Balances, October 31, 2008		3,000,000	3,000	485	(18,495)	(15,010)

Imputed interest on shareholder loan				1,157		1,157
Shares issued for services	06/12/09	1,200,000	1,200			1,200
Forgiveness of related party debt				24,627		24,627
Expenses paid by a related party				3,350		3,350

Net loss					(15,324)	(15,324)

Balances, October 31, 2009		4,200,000	4,200	29,619	(33,819)	-

Net loss, three months ended January 31, 2010					(1,800)	(1,800)

Balances, January 31, 2010		4,200,000	$4,200	$29,619	$(35,619)	$(1,800)

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
 (A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 1 – UNAUDITED AND CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended October 31, 2010, as reported in Form 10-K filed with the SEC.

The accompanying financial statements have been prepared by the Company without audit. In the option of management, all adjustment (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at January 31, 2010 and for all periods presented herein, have been made.

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

NOTE 3 – SUBSEQUENT EVENTS

There were no reportable subsequent events from January 31, 2010 through the date this report is filed.

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

Company Overview and Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantaged of being a publicly held corporation. Three thousand (3,000) shares of our outstanding stock were first purchased by Mr. Michael Nugent in June 2008, and then the Board issued Mr. Sonny Nugent and Mr. Robert Smith, our new officers and directors, 200,000 and 1,000,000 respectively, on June 16, 2008. Messrs. Nugent and Smith are currently evaluating business opportunities for our company, but have not located anything suitable as of the date of this report. As such, we do not currently engage in any business activities that provide cash flow.

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

Results of Operations for the three months ended January 31, 2010, and period from Inception (August 27, 2007) through January 31, 2010.

We did not earn any revenues from inception (August 27, 2007) through January 31, 2010. We recognized a net loss of $1,800 for the three months ended January 31, 2010, and a net loss of $35,619 for the period from Inception through January 31, 2010. Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filing of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of January 31, 2010, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

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

Management noted the following material weaknesses:

1.
As of January 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of January 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

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

Fire From Ice, Inc.

Date: March 22, 2010
By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

Fire From Ice, Inc.

Date: March 22, 2010
By: /s/ Sonny Nugent
Sonny Nugent
Chairman and Chief Executive Officer

Fire From Ice, Inc.

Date: March 22, 2010
By: /s/ Robert Smith
Robert Smith
Corporate Secretary