Form 10-Q/A
period 2010-01-31
Fire From Ice, Inc.
filed 2010-03-22
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Our unaudited financial statements included in this Form 10-Q/A are as follows:

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
 (A Development Stage Company)
Notes to Financial Statements
January 31, 2010

NOTE 1 – UNAUDITED AND CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2010 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q/A should be read in conjunction with information included in our audited financial statements for the period ended October 31, 2010, as reported in Form 10-K filed with the SEC.

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

Item 4T.     Controls and Procedures

As of the end of the period covered by this report on Form 10-Q/A, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q/A, our disclosure controls and procedures were not effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

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

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant Section 302 of the Sarbanes –Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 or the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 or the Sarbanes-Oxley Act of 2002

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