Form 10-Q
period 2010-04-30
Fire From Ice, Inc.
filed 2010-06-24
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,200,000 common shares as of June 24, 2010

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2010 (unaudited), and October 31, 2009 (audited);
F-2	Statements of Operations for the three and six months ended April 30, 2010 and 2009 and period from inception (August 27, 2007) through April 30, 2010 (unaudited);
F-3	Statements of Cash Flows for the six months ended April 30, 2010 and 2009 and period from inception (August 27, 2007) through April 30, 2010 (unaudited);
F-4	Statement of Stockholders’ Equity (Deficit) for the period from August 27, 2007 (inception) through April 30, 2010 (unaudited);
F-5	Notes of Financial Statements.

Fire From Ice, Inc.,
 (A Development Stage Company)
Balance Sheets
As of April 30, 2010 and October 31, 2009

	04/30/10	10/31/09

ASSETS
Cash and equivalents	$-	$-

TOTAL ASSETS	-	-

LIABILITIES
Accounts payable	-	-

TOTAL LIABILITIES	-	-

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock, par value $0.001, authorized 10 million shares, none issued or outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 4,200,000 shares issued and outstanding at April 30, 2010 and October 31, 2009	4,200	4,200
Additional paid-in capital	38,761	29,619
Deficit accumulated during the development phase	(42,961)	(33,819)
TOTAL SHAREHOLDERS' EQUITY/DEFICIT	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
 (A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended April 30, 2010 and 2009 and the Period From
August 27, 2007 (Inception) Through April 30, 2010
(Unaudited)
	Six Months Ended April 30, 2010	Six Months Ended April 30, 2009	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	From Inception (August 27, 2007) to April 30, 2010

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	9.142	8,017	7,342	8,000	41,319
Interest expense - related party	-	1,157	-	1,157	1,642

Net operating loss	(9,142)	(9,174)	(7,342)	(9,157)	(42,961)

NET LOSS	$(9,142)	$(9,174)	$(7,342)	$(9,157)	$(42,961)

Net loss per share, basic and fully diluted	$-	$-	$-	$-
Weighted average number of shares outstanding	4,200,000	3,000,000	4,200,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Fire From Ice, Inc.,
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended April 30, 2010 and 2009 and the Period From
August 27, 2007 (Inception) Through April 30, 2010
(Unaudited)

	Six Months Ended April 30
	2010	2009	From Inception (8/27/07) to 04/30/10

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,142)	$(9,174)	$(42,961)

Adjustments to reconcile net loss with cash used in operations:
Interest imputed to related party	-	1,157	1,642
Stock based compensation	-	-	1,200

Net cash used in operating activities	(9,142)	(8,017)	(40,119)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	3,000
Expenses paid by shareholder	9,142	8,017	37,119

Net cash provided by financing activities	9,142	8,017	40,119

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period			-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period From August 27, 2007 (Inception) Through April 30, 2010
(Unaudited)
		Common Stock		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

Balance August 27, 2007		-	$-	$-	$-	$-

Shares issued for cash		3,000,000	3,000			3,000

Net loss		-	-	-	(455)	-

Balances, 10/31/07		3,000,000	3,000	-	(455)	2,545

Imputed interest on shareholder loan				485		485

Net loss, year ended 10/31/08					(18,040)	(18,040)

Balances, October 31, 2008		3,000,000	3,000	485	(18,495)	(15,010)

Imputed interest on shareholder loan				1,157		1,157
Shares issued for services	06/12/09	1,200,000	1,200			1,200

Forgiveness of related party debt				24,627		24,627
Expenses paid by a related party				3,350		3,350
Net loss, year ended 10/31/09					(15,324)	(15,324)

Balances, 10/31/09		4,200,000	4,200	29,619	(33,819)	-

Payments of expenses by shareholder				9,142		9,142

Net loss					(9,142)	(9,142)

Balances, 04/30/10		4,200,000	$4,200	$38,761	$(42,961)	$-

The accompanying notes are an integral part of these financial statements.

Fire From Ice, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

NOTE 1 – UNAUDITED AND CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2010 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended October 31, 2008, as reported in Form 10-K filed with the SEC.

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

The accompanying financial statements have been prepared by the Company without audit. In the option of management, all adjustment (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at April 30, 2010 and for all periods presented herein, have been made.

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

Note 3 – Related Party Transactions

For the six months ended April 30, 2010, certain shareholders paid $9,142 in expenses on behalf of the Company.  These amounts were recorded as general and administrative expenses and contributions of capital.

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

Results of Operations for the six months ended April 30, 2010, and period from Inception (August 27, 2007) through April 30, 2010.

We did not earn any revenues from inception (August 27, 2007) through April 30, 2010. We recognized a net loss of $9,174 for the six months ended April 30, 2010 and a net loss of $42,961 for the period from Inception through April 30, 2010. Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filing of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of April 30, 2010, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

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

Management noted the following material weaknesses:

1.
As of April 30, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of April 30, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2010.

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

Date: June 24, 2010
By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

Fire From Ice, Inc.

Date: June 24, 2010
By: /s/ Sonny Nugent
Sonny Nugent
Chief Financial Officer

Fire From Ice, Inc.

Date: June 24, 2010
By: /s/ Robert Smith
Robert Smith
Corporate Secretary