Form 10-K/A
period 2009-10-31
Fire From Ice, Inc.
filed 2010-12-22
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Item 9A(T).  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

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

As of the end of the period covered by this Annual Report on Form 10-K,, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as a result of the existence of a significant deficiency. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a significant deficiency.

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
Sonny Nugent Chief Financial Officer
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fire From Ice, Inc.
(Formerly Roman Acquisition Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Fire From Ice, Inc. (formerly Roman Acquisition Corp.)  (a exploration stage company) as of October 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended, and for the period from inception (August 27, 2007 to October 31, 2009). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Fire From Ice, Inc.
Date: December 22, 2010	By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Sonny Nugent
Sonny Nugent	Date: December 22, 2010
Chief Financial Officer

/s/ Robert Smith
Robert Smith	Date: December 22, 2010
Corporate Secretary