Form 10-K
period 2010-10-31
Fire From Ice, Inc.
filed 2011-02-14
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number:  000-52920

Fire from Ice, Inc. (Formerly Roman Acquisition Corp.)
(Exact name of registrant as specified in its charter)

Nevada	26-0808384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Britannic Crescent, Sovereign Island, QLD (AU) 4216	4209
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (310) 994-7988

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  4,200,000 as of January 25, 2011.

PART I

Item 1.   Business

Company Overview

We were incorporated as Roman Acquisition Corp. in the State of Nevada on August 27, 2007.  We have been in the developmental stage since inception and have conducted virtually no business operations, other than organizational activities and preparation of required filings.  We have no full-time employees and own no real estate or personal property.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. All of our outstanding stock is currently owned by Mr. Micheal Nugent, who is also our current Chief Executive Officer and director, Sonny Nugent, our Chief Financial Officer, and Mr. Robert Smith, our Corporate Secretary. Mr. Nugent is currently evaluating business opportunities for our company, but has not located anything suitable as of the date of this report.  Accordingly, we do not currently engage in any business activities that provide cash flow.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2010.

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

Holders of Our Common Stock

As of October 31, 2010, we had 4,200,000 shares of our common stock issued and outstanding, held by our sole shareholder, Mr. Michael Nugent, who is also our Chief Executive Officer and director, Mr. Sonny Nugent, our Chief Financial Officer and Mr. Robert Smith, our Corporate Secretary.

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

Results of Operations for the Years ended October 31, 2010  and 2009

We have not earned any revenues since our inception on August 27, 2007.  We do not anticipate earning revenues until such a time that we will be able to enter into a business combination.

During the years ended October 31, 2010 and 2009, we incurred operating expenses in the amount of $18,323, and $15,324, respectively, which includes interest of $0 and $1,157, respectively.   Our non-interest-related costs (i.e., general and administrative expenses) were comprised entirely of costs of statutory compliance with our filings with the Securities and Exchange Commission.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of October 31, 2010, we had no current assets, no liabilities and no working capital.  We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

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

None.

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

As of the end of the period covered by this Annual Report on Form 10-K, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at October 31, 2010:

·	We have only one individual to oversee financial reporting, so there are no checks and balances on internal controls.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our executive officers and directors, their ages as of October 31, 2010 and their present positions.

Name	Age	Position Held with the Company
Micheal Nugent	47	Chief Executive Officer and Board Chairman
Sonny Nugent	24	Chief Financial Officer
Robert Smith	49	Corporate Secretary

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

Sonny Nugent, Chief Financial Officer

Sonny Nugent, age 24, is a resident of Australia, graduated from A B Paterson College and then completed his discipline as a construction carpenter. Sonny is currently a student at Bond University, Gold Coast Australia studying business and finance.

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

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended October 31, 2010, none of our officers or directors have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended October 31, 2010.

Code of Ethics

As of October 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Nugent	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Robert Smith	2010	-	-	-	-	-	-	-	-
	2009	-	-	$ 1,000	-	-	-	-	$ 1,000

Sonny Nugent	2010	-	-	-	-	-	-	-	-
	2009	-	-	$ 200	-	-	-	-	$ 200

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2010.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (August 27, 2007) through October 31, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micheal Nugent	-	-	-	-	-	-	-
Sonny Nugent	-	-	-	-	-	-	-
Robert Smith	-	-	-	-	-	-	-

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

Stock Option Plans

We did not have a stock option plan as of October 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 31, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 4,200,000  Shares of Common Stock issued and outstanding as of October 31, 2010.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$11,362	$-	$-	$-
2009	$3,350	$-	$-	$-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1   Incorporated by reference to the Registration Statement on Form 10-SB12G filed on November 20, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fire From Ice, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheets of Fire From Ice, Inc. (formerly Roman Acquisition Corp.)  (a development stage company) as of October 31, 2010 and 2009 and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended, and for the period from inception (August 27, 2007) to October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fire From Ice, Inc. as of October 31, 2010 and 2009, and the results of its operations, changes in shareholders' equity (deficit) and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss from operations and has no net capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 17, 2011

FIRE FROM ICE, INC.
 (A Development Stage Company)
Balance Sheets

	October 31,
	2010	2009
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

TOTAL LIABILITIES	-	-

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 10 million shares, none issued or outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 4,200,000 shares issued and outstanding at October 31, 2010 and 2009.	4,200	4,200
Additional paid-in capital	47,942	29,619
Deficit accumulated during the development phase	(52,142)	(33,819)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRE FROM ICE, INC.
 (A Development Stage Company)
Statements of Operations

	Year Ended October 31, 2010	Year Ended October 31, 2009	From Inception (August 27, 2007) to October 31, 2010

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	18,323	14,167	50,500
Interest expense - related party	-	1,157	1,642

Net operating loss	(18,323)	(15,324)	(52,142)

NET LOSS	$(18,323)	$(15,324)	$(52,142)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	4,200,000	4,200,000

The accompanying notes are an integral part of these financial statements.

FIRE FROM ICE, INC.
(Formerly Roman Acquisition Corp.)
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Deficit

Balances, August 27, 2007 (inception)		-	$-	$-	$-	$-

Shares issued for cash		3,000,000	3,000			3,000

Net loss					(455)	(455)

Balances, October 31, 2007		3,000,000	$3,000	$-	$(455)	$2,545

Imputed interest on shareholder loan				485		485

Net loss					(18,040)	(18,040)

Balances, October 31, 2008		3,000,000	3,000	485	(18,495)	(15,010)

Imputed interest on shareholder loan				1,157		1,157
Shares issued for services	06/12/09	1,200,000	1,200			1,200
Forgiveness of related party debt				24,627		24,627
Expenses paid by a related party				3,350		3,350

Net loss					(15,324)	(15,324)

Balances, October 31, 2009		4,200,000	$4,200	$29,619	$(33,819)	$-

Expenses paid by a related party				18,323		18,323

Net Loss					(18,323)	(18,323)

Balances, October 31, 2010		4,200,000	$4,200	$47,942	$(52,142)	$-

The accompanying notes are an integral part of these financial statements.

FIRE FROM ICE, INC.
 (A Development Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2010	Year Ended October 31, 2009	From Inception (August 27, 2007) to October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,323)	$(15,324)	$(52,142)

Adjustments to reconcile net loss with cash used in operations:
Imputed interest on related-party payable	-	1,157	1,642
Stock based compensation	-	1,200	1,200

Net cash used in operating activities	(18,323)	(12,967)	(49,300)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	3,000
Expenses paid by shareholder	18,323	12,967	46,300

Net cash provided by financing activities	18,323	12,967	49,300

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at October 31, 2010 and 2009.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended October 31, 2010 and 2009, there were no common stock equivalents.

For the years ended October 31, 2010 and 2009, there were no potentially dilutive securities outstanding.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of October 31, 2010. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

During the twelve months ended October 31, 2010, we issued no additional shares.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended October 31, 2010 and 2009 due to the following:

	2010	2009
Deferred tax asset	$19,867	$13,111
Valuation allowance	(19,867)	(13,111)
Net deferred tax asset	$-	$-

At October 31, 2010 and 2009, the Company had net operating loss forwards of approximately $50,900 and $33,600 that may be offset against future taxable income through 2030.  No tax benefit has been reported in the October 31, 2010 or 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 6 – RELATED PARTY TRANSACTIONS

For the period from inception (August 27, 2007) to October 31, 2008, our operations were funded by non-interest-bearing loans in the amount of $15,010 from our sole shareholder, Micheal Nugent.   During that period, we imputed interest in the amount of $485 and credited Additional Paid in Capital.

Additionally, for the period from November 1, 2008 to October 31, 2009, additional loans were made by our Corporate Secretary, Robert Smith, in the amount of $3,350.  For the year ended October 31, 2009, we imputed $1,157 of interest and credited Additional Paid in Capital.

During the year ended October 31, 2009, both of these loans were forgiven and the balances owed were treated as contributed capital.

During the year ended October 31, 2010, our operations were funded by related parties in the amount of $18,323.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and determined there were none.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fire From Ice, Inc.
Date: January 25, 2011	By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Sonny Nugent
Sonny Nugent	Date: January 25, 2011
Chief Financial Officer

/s/ Robert Smith
Robert Smith	Date: January 25, 2011
Corporate Secretary