Form 10-Q
period 2011-01-31
Fire From Ice, Inc.
filed 2011-03-23
CIK 1418968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

(310) 994-7988
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes  [   ] No

[Missing Graphic Reference]
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,200,000 common shares as of March 15, 2011.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Fire From Ice, Inc.,
 (A Development Stage Company)
Balance Sheets

	January 31, 2011	October 31, 2010
	(Unaudited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

TOTAL LIABILITIES	$-	$-

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 10 million shares, none issued or outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 4,200,000 shares issued and outstanding at January 31, 2011 and October 31, 2010	4,200	4,200
Additional paid-in capital	51,833	47,942
Deficit accumulated during the development phase	(56,033)	(52,142)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
 (A Development Stage Company)
Statements of Operations
For the Three Months Ended January 31, 2011 and 2010 and the Period From
August 27, 2007 (Inception) Through January 31, 2011
(Unaudited)

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	From Inception (August 27, 2007) to January 31, 2011

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	3,891	1,800	54,391
Interest expense - related party	-		1,642

Net operating loss	(3,891)	(1,800)	(56,033)

NET LOSS	$(3,891)	$(1,800)	$(56,033)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	4,200,000	4,200,000

The accompanying notes are an integral part of these financial statements.

Fire From Ice, Inc.,
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended January 31, 2011 and 2010 and the Period From
August 27, 2007 (Inception) Through January 31, 2011
(Unaudited)

	Three Months Ended January 31,
	2011	2010	From Inception (8/27/07) to 01/31/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,891)	$(1,800)	$(56,033)

Adjustments to reconcile net loss with cash used in operations:
Interest imputed to related party	-		1,642
Stock based compensation			1,200

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	1,800	-

Net cash used in operating activities	(3,891)	-	(53,191)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	3,000
Expenses paid by shareholder	3,891	-	50,191

Net cash provided by financing activities	3,891	-	53,191

NET INCREASE / (DECREASE) IN CASH	$-	$-	$-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period From August 27, 2007 (Inception) Through January 31, 2011
(Unaudited)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit

Balance August 27, 2007		-	$-	$-	$-	$-

Shares issued for cash		3,000,000	3,000			3,000
Net loss					(455)	-

Balances, 10/31/07		3,000,000	3,000	-	(455)	2,545

Imputed interest on shareholder loan				485		485
Net loss, year ended 10/31/08					(18,040)	(18,040)

Balances, October 31, 2008		3,000,000	3,000	485	(18,495)	(15,010)

Imputed interest on shareholder loan				1,157		1,157
Shares issued for services	06/12/09	1,200,000	1,200			1,200
Forgiveness of related party debt				24,627		24,627
Expenses paid by a related party				3,350		3,350
Net loss, year ended 10/31/09					(15,324)	(15,324)

Balances, 10/31/09		4,200,000	4,200	29,619	(33,819)	-

Fire from Ice, Inc.,
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period From August 27, 2007 (Inception) Through January 31, 2011
(Unaudited)
(Continued)

		Common Stock
	Date	Shares	Amount	Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit

Expenses paid by related party				18,323		18,323
Net loss, year ended 10/31/10					(18,323)	(18,323)

Balances, 10/31/10		4,200,000	4,200	47,942	(52,142)	-

Expenses paid by related party				3,891		3,891
Net loss, three months ended 1/31/11					(3,891)	(3,891)

Balances, 01/31/11		4,200,000	$4,200	$51,833	$(56,033)	$-

The accompanying notes are an integral part of these financial statements.

Fire from Ice, Inc.,
 (A Development Stage Company)
Notes to Financial Statements
January 31, 2011
(Uaudited)

NOTE 1 – UNAUDITED AND CONDENSED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended October 31, 2010, as reported in Form 10-K filed with the SEC.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flow at January 31, 2011 and for all periods presented herein, have been made.

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

NOTE 3 – SUMMRY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is October 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at October 31, 2010 and January 31, 2011, there were no cash equivalents.

e)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company has not assets or liabilities as of January 31, 2011.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31 and March 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

i)	Recent Account Prouncments

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010- 11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2011, our operations were funded by related parties in the amount of $3,891 compared to $1,800 for the three months ended January 31, 2010.  These loans were forgiven and balances owed were treated as contributed capital.

NOTE 5 – SUBSEQUENT EVENTS

There were no reportable subsequent events from January 31, 2011 through the date this report is filed.

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

Results of Operations for the three months ended January 31, 2010, and period from Inception (August 27, 2007) through January 31, 2011.

We did not earn any revenues from inception (August 27, 2007) through January 31, 2011. We recognized a net loss of $3,891 for the three months ended January 31, 2011, and a net loss of $56,033 for the period from Inception through January 31, 2011. Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filing of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of January 31, 2011, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

Management noted the following material weaknesses:

1.
As of January 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of January 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

PART II. OTHER INFORMATION

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

Date: March 15, 2011
By: /s/ Michael Nugent
Michael Nugent
Chairman and Chief Executive Officer

Fire From Ice, Inc.

Date: March 15, 2011
By: /s/ Sonny Nugent
Sonny Nugent
Chairman and Chief Executive Officer

Fire From Ice, Inc.

Date: March 15, 2011
By: /s/ Robert Smith
Robert Smith
Corporate Secretary